Form 10-K
period 2005-03-07
STRUCTURED ASSET INV LOAN TR MORT PASS-THR CERT SER 2004-1
filed 2005-03-31
CIK 1278402

UNITED STATES OF AMERICA
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                    FORM 10-K

                   Annual Report Pursuant to Section 13 or 15(d)
                      of the Securities Exchange Act of 1934

                             For the fiscal year ended
                                 December 31, 2004

                        Commission file number: 333-106925-22

                     Structured Asset Securities Corporation
              (Exact name of Registrant as specified in its Charter)

                Delaware                                    74-2440850
           State or other jurisdiction                  (I.R.S. Employer
           incorporation or organization              Identification Number)

          745 Seventh Avenue 7th Floor
           New York, New York                            10019
         (Address of principal executive offices)      (Zip Code)

            Registrant's telephone number, including area code:
                               (212)526-7000

                    Structured Asset Investment Loan Trust
                Mortgage Pass-Through Certificates Series 2004-1
            (Title of each class of securities covered by this Form)
          Securities registered pursuant to Section 12(b) of the Act:
                                     none

          Securities registered pursuant to Section 12(g) of the Act:
                                     none.

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No[ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to
     Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the
     Form 10-K or any amendment to this Form 10-K.         [x]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [ ] No [x]

     State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the of the last business day of the registrant's most recently completed second fiscal quarter.
     NOT APPLICABLE.

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of December 31, 2004.

     NOT APPLICABLE

     DOCUMENTS INCORPORATED BY REFERENCE
     None

     PART I

     ITEM 1.  Business.

     Not Applicable

     ITEM 2.  Properties.

     Not Applicable

     ITEM 3.  Legal Proceedings.


     None.


     ITEM 4.  Submission of Matters to a Vote of Security Holders.

     No matters were submitted to a vote of Certificateholders during the fiscal year covered by this report.


     PART II

     ITEM 5. Market for Registrant's Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities.

     The Trust does not issue stock.

     There is currently no established public trading market for Registrant's Certificates.

     As of December 31, 2004 the number of registered holders of all class of Certificates was 10.

     ITEM 6.  Selected Financial Data.

     Not Applicable

     ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operation.

     Not Applicable

     ITEM 7A.  Quantitative and Qualitative Disclosures About Market Risk.

     Not Applicable

     ITEM 8.  Financial Statements and Supplementary Data.

     Not Applicable

     ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     None

     ITEM 9A  Controls and Procedures

     Not Applicable

     ITEM 9B Other Information

     None

     PART III

     ITEM 10.  Directors and Executive Officers of Registrant.

     Not Applicable.

     ITEM 11.  Executive Compensation.

     Not Applicable

     ITEM 12.  Security Ownership of Certain Beneficial Owners and Management.

     Not Applicable

     ITEM 13.  Certain Relationships and Related Transactions.
                       None

     ITEM 14.  Principal Accountant Fees and Services
               NOT APPLICABLE

     PART IV

    ITEM 15. Exhibits, Financial Statement Schedules.

     (a) List the following documents filed as a part of the report:

     (1) Financial Statements

      Not Applicable

         (2) Financial Statement Schedules

             Not Applicable

         (3) Exhibits

             Exhibit 31   Section 302 Certification

             Exhibit 99.1  Independent Accountant's Servicing Report

             Exhibit 99.1(a) Servicer's Annual Independent Accountant's Report for Aurora Loan Services LLC, fka Aurora Loan Services, Inc. for Year End November 30, 2004

             Exhibit 99.1(b) Servicer's Annual Independent Accountant's Report for Chase Manhattan Mortgage Corporation for Year End
             December 31, 2004

             Exhibit 99.1 (c) Servicer's Annual Independent Accountant's Report for IndyMac Bank, F.S.B for Year End December 31, 2004

             Exhibit 99.1 (d) Servicer's Annual Independent Accountant's Report for Ocwen Federal Bank FSB for Year End December 31, 2004

             Exhibit 99.1 (e) Servicer's Annual Independent Accountant's Report for Option One Mortgage Corporation for Year End December 31, 2004

             Exhibit 99.1 (f) Servicer's Annual Independent Accountant's Report for Wells Fargo Home Mortgage, Inc. for Year End December 31, 2004

             Exhibit 99.2 Report of Management as to Compliance with Minimum Servicing Standards for the year ended December 31, 2004, each as incorporated into the Exhibit 99.1 reference above

             Exhibit 99.2(a) Report of Management as to Compliance with Minimum Servicing Standards Aurora Loan Services LLC, fka Aurora Loan Services, Inc. for Year End November 30, 2004

             Exhibit 99.2(b) Report of Management as to Compliance with Minimum Servicing Standards for Chase Manhattan Mortgage Corporation for Year End December 31, 2004

             Exhibit 99.2 (c) Servicer's Report of Management as to Compliance with Minimum Servicing Standards for IndyMac Bank, F.S.B for
             Year End December 31, 2004

             Exhibit 99.2 (d) Report of Management as to Compliance with Minimum Servicing Standards for Ocwen Federal Bank FSB for Year End December 31, 2004

             Exhibit 99.2 (e) Report of Management as to Compliance with Minimum Servicing Standards for Option One Mortgage Corporation for Year End December 31, 2004

             Exhibit 99.2 (f) Report of Management as to Compliance with Minimum Servicing Standards for Wells Fargo Home Mortgage, Inc. for Year End December 31, 2004

             Exhibit 99.3 Servicer's Annual Statement of Compliance for Year End December 31, 2004

             Exhibit 99.3 (a) Aurora Loan Services LLC (fka Aurora Loan Services, Inc.) as Master Servicer

             Exhibit 99.4 Aggregate Statement of Principal and Interest Distributions to Certificateholders as of December 31, 2004




         (2) Not Applicable

         (3) Not Applicable

     (b) Not Applicable

     (c) Not Applicable



                                     SIGNATURE

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   By:  Aurora Loan Services LLC (fka Aurora
                                   Loan Services Inc.), as Master Servicer


                                      By: /s/  E. Todd Whittemore


                                      Name:    E. Todd Whittemore
                                      Title:   Executive Vice President


     Date: March 29, 2005


     EXHIBIT INDEX

     Exhibit Document

             Exhibit 31   Section 302 Certification

             Exhibit 99.1  Independent Accountant's Servicing Report

             Exhibit 99.1(a) Servicer's Annual Independent Accountant's Report for Aurora Loan Services LLC, fka Aurora Loan Services, Inc. for Year End November 30, 2004

             Exhibit 99.1(b) Servicer's Annual Independent Accountant's Report for Chase Manhattan Mortgage Corporation for Year End
             December 31, 2004

             Exhibit 99.1 (c) Servicer's Annual Independent Accountant's Report for IndyMac Bank, F.S.B for Year End December 31, 2004

             Exhibit 99.1 (d) Servicer's Annual Independent Accountant's Report Ocwen Federal Bank FSB for Year End December 31, 2004

             Exhibit 99.1 (e) Servicer's Annual Independent Accountant's Report for Option One Mortgage Corporation for Year End December 31, 2004

             Exhibit 99.1 (f) Servicer's Annual Independent Accountant's Report for Wells Fargo Home Mortgage, Inc. for Year End December 31, 2004

             Exhibit 99.2 Report of Management as to Compliance with Minimum Servicing Standards for the year ended December 31, 2004, each as Incorporated into the Exhibit 99.1 reference above

             Exhibit 99.2(a) Report of Management as to Compliance with Minimum Servicing Standards Aurora Loan Services LLC, fka Aurora Loan Services, Inc. for Year End November 30, 2004

             Exhibit 99.2(b) Report of Management as to Compliance with Minimum Servicing Standards for Chase Manhattan Mortgage Corporation for Year End December 31, 2004

             Exhibit 99.2 (c) Servicer's Report of Management as to Compliance with Minimum Servicing Standards for IndyMac Bank, F.S.B for
             Year End December 31, 2004

             Exhibit 99.2 (d) Report of Management as to Compliance with Minimum Servicing Standards for Ocwen Federal Bank FSB for Year End December 31, 2004

             Exhibit 99.2 (e) Report of Management as to Compliance with Minimum Servicing Standards for Option One Mortgage Corporation for Year End December 31, 2004

             Exhibit 99.2 (f) Report of Management as to Compliance with Minimum Servicing Standards for Wells Fargo Home Mortgage, Inc. for Year End December 31, 2004

             Exhibit 99.3 Servicer's Annual Statement of Compliance for Year End December 31, 2004

             Exhibit 99.3 (a) Aurora Loan Services LLC (fka Aurora Loan Services, Inc.) as Master Servicer


             Exhibit 99.4 Aggregate Statement of Principal and Interest Distributions to Certificateholders as of December 31, 2004

Exhibit 31

Certification
Structured Asset Investment Loan Trust
Mortgage Pass-Through Certificates Series 2004-1

I, E. Todd Whittemore, Executive Vice President of Aurora Loan Services LLC (fka Aurora Loan Services Inc.), certify that:

1. I have reviewed this annual report on Form 10-K, and all reports on Form 8-K containing distribution or servicing reports filed in respect of periods included in the year covered by this annual report, of Structured Asset Investment Loan Trust Mortgage Pass-Through Certificates Series 2004-1;

2. Based on my knowledge, the information in these reports, taken as a whole, does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading as of the last day of the period covered by this annual report;

3. Based on my knowledge, the distribution or servicing information required to be provided to the trustee by the servicer under the pooling and servicing, or similar, agreement for inclusion in these reports is included in these reports;

4. I am responsible for reviewing the activities by the servicer under the pooling and servicing, or similar, agreement and based upon my knowledge and the annual compliance review required under that agreement, and except as disclosed in the reports, the servicer has fulfilled its obligations under that agreement; and

5. The reports disclose all significant deficiencies relating to the servicer's compliance with the minimum servicing standards based upon the report provided by an independent public accountant, after conducting a review in compliance with the Uniform Single Attestation Program for Mortgage Bankers or similar procedure, as set forth in the pooling and servicing, or similar, agreement, that is included in these reports.

In giving the certifications above, I have reasonably relied on information provided to me by the following unaffiliated parties: Chase manhatan Mortgage Corporation, IndyMac Bank FSB, Ocwen Federal Bank fSB, Option One Mortgage Corporation, Wells Fargo Home Mortgage, Inc., as Servicers and Deutsche Bank National Trust Company, as Trustee.

Date:  March 29, 2005

By:  /s/  E. Todd Whittemore
E. Todd Whittemore
Executive Vice President
Aurora Loan Services LLC (fka Aurora Loan Services Inc.)

Exhibit 99.1  Independent Accountant's Servicing Report

Exhibit 99.1(a) and 99.2(a)




Report of Management


We, as members of management of Aurora Loan Services Inc. (the "Company"), are responsible for complying with the minimum servicing standards identified in the attached Exhibit A (the "specified minimum servicing standards") as set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers ("USAP"). We are also responsible for establishing and maintaining effective internal control over compliance with these specified minimum servicing standards.
We have performed an evaluation of the Company's compliance with the specified minimum servicing standards as set forth in the USAP as of November 30, 2004 and for the year then ended. Based on this evaluation, we assert that during the year ended November 30, 2004, the Company complied, in all material respects, with the specified minimum servicing standards set forth in the USAP.

As of and for this same period, the Company had in effect a fidelity bond policy and an errors and omissions policy in the amounts of $60 million and $70 million, respectively.


Very truly yours,

/s/: Bruce Witherall
Bruce Witherall
Chief Executive Officer

/s/: Rick Skogg
Rick Skogg
Co-Chief Operating Officer

/s/: Roy Browing
Roy Browning
Chief Financial Officer

/s/: William Napier
William Napier
Controller


February 11, 2005

Report of Independent Accountants


Board of Directors
Aurora Loan Services Inc.

We have examined management's assertion, included in the accompanying report titled Report of Management, that Aurora Loan Services Inc. (the "Company") complied with the minimum servicing standards identified in Exhibit A to the Report of Management (the "specified minimum servicing standards") as set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers ("USAP") during the year ended November 30, 2004. Management is responsible for the Company's compliance with the specified minimum servicing standards. Our responsibility is to express an opinion on management's assertions about the Company's compliance based on our examination.

Our examination was made in accordance with attestation standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the specified minimum servicing standards and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the specified minimum servicing standards.

In our opinion, management's assertion, that the Company complied with the aforementioned specified minimum servicing standards during the year ended November 30, 2004, is fairly stated, in all material respects.


/s/:  Ernst & Young LLP



February 11, 2005

Exhibit A

Specified Minimum Servicing Standards

I. Custodial Bank Accounts

1. Reconciliations shall be prepared on a monthly basis for all custodial bank accounts and related bank clearing accounts. These reconciliations shall:

a. be mathematically accurate;

b. be prepared within forty-five (45) calendar days after the cutoff date. The cutoff date is the date as of which a bank account is reconciled every month. It may, or may not, coincide with a prescribed investor reporting date but shall be consistent from period to period;

c. be reviewed and approved by someone other than the person who prepared the reconciliation; and

d. document explanations for reconciling items. These reconciling items shall be resolved within ninety (90) calendar days of their original identification.

2. Funds of the servicing entity shall be advanced in cases where there is an overdraft in an investor's or a mortgagor's account.

3. Each custodial account shall be maintained at a federally insured depository institution in trust for the applicable investor.

4. Escrow funds held in trust for a mortgagor shall be returned to the mortgagor within thirty (30) calendar days of payoff of the mortgage loan.

II. Mortgage Payments

1. Mortgage payments shall be deposited into the custodial bank accounts and related bank clearing accounts within two (2) business days of receipt.

2. Mortgage payments made in accordance with the mortgagor's loan documents shall be posted to the applicable mortgagor records within two (2) business days of receipt.

3. Mortgage payments shall be allocated to principal, interest, insurance, taxes or other escrow items in accordance with the mortgagor's loan documents.

4. Mortgage payments identified as loan payoffs shall be allocated in accordance with the mortgagor's loan documents.

III.	Disbursements

1. Disbursements made via wire transfer on behalf of a mortgagor or investor shall be made only by authorized personnel.

2. Disbursements made on behalf of a mortgagor or investor shall be posted within two (2) business days to the mortgagor's or investor's records maintained by the servicing entity.

3. Tax and insurance payments shall be made on or before the penalty or insurance policy expiration dates, as indicated on tax bills and insurance premium notices, respectively, provided that such support has been received by the servicing entity at least thirty (30) calendar days prior to these dates.

4. Any late payment penalties paid in conjunction with the payment of any tax bill or insurance premium notice shall be paid from the servicing entity's funds and not charged to the mortgagor, unless the late payment was due to the mortgagor's error or omission.

5. Amounts remitted to investors per the servicer's investor reports shall agree with cancelled checks, or other form of payment, or custodial bank statements.

6. Unissued checks shall be safeguarded so as to prevent unauthorized access.

IV.	Investor Accounting and Reporting

1. The servicing entity's investor reports shall agree with, or reconcile to, investors' records on a monthly basis as to the total unpaid principal balance and number of loans serviced by the servicing entity.

V. Mortgagor Loan Accounting

1. The servicing entity's mortgage loan records shall agree with, or reconcile to, the records of mortgagors with respect to the unpaid principal balance on a monthly basis.

2. Adjustments on adjustable rate mortgage (ARM) loans shall be computed based on the related mortgage note and any ARM rider.

3. Escrow accounts shall be analyzed, in accordance with the mortgagor's loan documents, on at least an annual basis.

4. Interest on escrow accounts shall be paid, or credited, to mortgagors in accordance with the applicable state laws.

VI. Delinquencies

1. Records documenting collection efforts shall be maintained during the period a loan is in default and shall be updated at least monthly. Such records shall describe the entity's activities in monitoring delinquent loans including, for example, phone calls, letters and mortgage payment rescheduling plans in cases where the delinquency is deemed temporary (i.e., illness or unemployment).

VII. Insurance Policies

1. A fidelity bond and errors and omissions policy shall be in effect on the servicing entity throughout the reporting period in the amount of coverage represented to investors in management's assertion.

Exhibit 99.1(b) and 99.2(b)


PricewaterhouseCoopers logo here

PricewaterhouseCoopers LLP
PricewaterhouseCoopers Center
300 Madison Avenue
New York, NY 10017
Telephone (646) 471-3000
Facsimile (813) 286-6000

Report of Independent Auditors

To the Board of Directors and Stockholder of Chase Home Finance LLC:

We have examined management's assertion about Chase Home Finance LLC's (formerly known as Chase Manhattan Mortgage Corporation) (the "Company") compliance with the minimum servicing standards identified in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers ("USAP") as of and for the year ended December 31,2004 included in the accompanying management assertion (see Exhibit I).
 Management is responsible for the Company's compliance with those minimum servicing standards. Our responsibility is to express an opinion on management's assertion about the Company's compliance based on our examination.

Our examination was made in accordance with attestation standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the minimum servicing standards and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the minimum servicing standards.

In our opinion, management's assertion that the Company complied with the aforementioned minimum servicing standards as of and for the year ended December 31, 2004 is fairly stated, in all material respects.



By: /s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
March 11, 2005

JP Morgan Chase logo here

Exhibit I

Management's Assertion Concerning Compliance with USAP Minimum Servicing Standards

March 11, 2005

As of and for the year ended December 31, 2004, Chase Home Finance LLC (formerly known as Chase Manhattan Mortgage Corporation) (the "Company") has complied in all material respects with the minimum servicing standards (the "standards") set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers, ("USAP"). These standards are applicable only to Company's prime and subprime mortgage portfolios.

As of and for this same period, the Company had in effect fidelity bond and errors and omissions policy in the amounts of $250,000,000 and $25,000,000 respectively.


/S/:  Thomas L. Wind
      Thomas L. Wind
      Co-Chief Executive Officer
      Chase Home Finance LLC

/S/:  Scott Powell
      Scott Powell
      Co-Chief Executive Officer
      Chase Home Finance LLC

/S/:  Terry L. Gentry
      Terry L. Gentry
      SVP of Servicing
      Chase Home Finance LLC

Exhibit 99.1(c) and 99.2(c)



IndyMac Bank Company logo here


Management's Assertion on Compliance
with the Specified Minimum Servicing Standards Set Forth in the Uniform Single Attestation Program for Mortgage Bankers

Report of Management

We, as members of management of IndyMac Bank, F.S.B. (the Bank), are responsible for complying with the servicing standards identified in the attached Exhibit A (the "specified minimum servicing standards") as set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers (USAP). We are also responsible for establishing and maintaining effective internal control over compliance with these specified minimum servicing standards. We have performed an evaluation of the Bank's compliance with the specified minimum servicing standards as of December 31, 2004 and for the year then ended. Based on this evaluation, we assert that during the year ended December 31, 2004, the Bank complied, in all material respects, with the specified minimum servicing standards.

As of December 31, 2004, and for the year then ended, the Bank had in effect a fidelity bond in the amount of $50,000,000 and an errors and omissions policy in the amount of $20,000,000.




/s/  Michael W. Perry
     Michael W. Perry
     Chairman and
     Chief Executive Officer


/s/ Tony Ebers
    Tony Ebers
    Executive Vice President
    Home Loan Servicing

/s/ Scott Keys
    Scott keys
    Executive Vice President and
    Chief Financial Officer


/s/ Jeff Lankey
    Jeff Lankey
    Senior Vice President and
    Chief Accounting Officer




February 23, 2005


155 North Lake Avenue
Pasadena, California 91101
Telephone:  626.535.5555
www.indymacbank.com

Report on Management's Assertion on Compliance with the Specified Minimum Servicing Standards Set Forth in the
Uniform Single Attestation Program for Mortgage Bankers

Report of Independent Registered Public Accounting Firm


Board of Directors and Shareholder
IndyMac Bank, F.S.B.

We have examined management's assertion, included in the accompanying report titled Report of Management, that IndyMac Bank, F.S.B. (the Bank) complied with the servicing standards identified in Exhibit A (the "specified minimum servicing standards") to the Report of Management as set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers (USAP) during the year ended December 31, 2004. Management is responsible for the Bank's compliance with these specified minimum servicing standards. Our responsibility is to express an opinion on management's assertion about the Bank's compliance based on our examination.

Our examination was made in accordance with standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about the Bank's compliance with the specified minimum servicing standards and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Bank's compliance with the specified minimum servicing standards.

In our opinion, management's assertion that the Bank complied with the aforementioned specified minimum servicing standards during the year ended December 31, 2004, is fairly stated, in all material respects.




							/s/ ERNST & YOUNG LLP

Los Angeles, California
February 23, 2005

Exhibit A

Specified Minimum Servicing Standards

I. Custodial Bank Accounts

1. Reconciliations shall be prepared on a monthly basis for all custodial bank accounts and related bank clearing accounts. These reconciliations shall:

a. be mathematically accurate;

b. be prepared within forty-five (45) calendar days after the cutoff date. The cutoff date is the date as of which a bank account is reconciled every month. It may, or may not, coincide with a prescribed investor reporting date but shall be consistent from period to period;

c. be reviewed and approved by someone other than the person who prepared the reconciliation; and

d. document explanations for reconciling items. These reconciling items shall be resolved within ninety (90) calendar days of their original identification.

2. Funds of the servicing entity shall be advanced in cases where there is an overdraft in an investor's or a mortgagor's account.

3. Each custodial account shall be maintained at a federally insured depository institution in trust for the applicable investor.

4. Escrow funds held in trust for a mortgagor shall be returned to the mortgagor within thirty (30) calendar days of payoff of the mortgage loan.

II. Mortgage Payments

1. Mortgage payments shall be deposited into the custodial bank accounts and related bank clearing accounts within two (2) business days of receipt.

2. Mortgage payments made in accordance with the mortgagor's loan documents shall be posted to the applicable mortgagor records within two (2) business days of receipt.

3. Mortgage payments shall be allocated to principal, interest, insurance, taxes or other escrow items in accordance with the mortgagor's loan documents.

4. Mortgage payments identified as loan payoffs shall be allocated in accordance with the mortgagor's loan documents.

Exhibit A

III.	Disbursements

1. Disbursements made via wire transfer on behalf of a mortgagor or investor shall be made only by authorized personnel.

2. Disbursements made on behalf of a mortgagor or investor shall be posted within two (2) business days to the mortgagor's or investor's records maintained by the servicing entity.

3. Tax and insurance payments shall be made on or before the penalty or insurance policy expiration dates, as indicated on tax bills and insurance premium notices, respectively, provided that such support has been received by the servicing entity at least thirty (30) calendar days prior to these dates.

4. Any late payment penalties paid in conjunction with the payment of any tax bill or insurance premium notice shall be paid from the servicing entity's funds and not charged to the mortgagor, unless the late payment was due to the mortgagor's error or omission.

5. Amounts remitted to investors per the servicer's investor reports shall agree with cancelled checks, or other form of payment, or custodial bank statements.

6. Unissued checks shall be safeguarded so as to prevent unauthorized access.

IV.	Investor Accounting and Reporting

1. The servicing entity's investor reports shall agree with, or reconcile to, investors' records on a monthly basis as to the total unpaid principal balance and number of loans serviced by the servicing entity.

Exhibit A

V. Mortgagor Loan Accounting

1. The servicing entity's mortgage loan records shall agree with, or reconcile to, the records of mortgagors with respect to the unpaid principal balance on a monthly basis.

2. Adjustments on adjustable rate mortgage (ARM) loans shall be computed based on the related mortgage note and any ARM rider.

3. Escrow accounts shall be analyzed, in accordance with the mortgagor's loan documents, on at least an annual basis.

4. Interest on escrow accounts shall be paid, or credited, to mortgagors in accordance with the applicable state laws.

VI. Delinquencies

1. Records documenting collection efforts shall be maintained during the period a loan is in default and shall be undated at least monthly. Such records shall describe the entity's activities in monitoring delinquent loans including, for example, phone calls, letters and mortgage payment rescheduling plans in cases where the delinquency is deemed temporary (i.e., illness or unemployment).

VII. Insurance Policies

1. A fidelity bond and errors and omissions policy shall be in effect on the servicing entity throughout the reporting period in the amount of coverage represented to investors in management's assertion.

Exhibit 99.1(d) and 99.2(d)


PRICEWATERHOUSECOOPERS logo here

PricewaterhouseCoopers, LLP
222 Lakeview Avenue
Suite 360
West Palm Beach, FL 33401
Telephone (561) 832-0038
Facsimile (561) 805-8181

INDEPENDENT REGISTERED CERTIFIED PUBLIC ACCOUNTANT'S REPORT

To the Board of Directors
of Ocwen Federal Bank FSB:

We have examined management's assertion, included in the accompanying Management Assertion on Compliance with USAP, that, except for the noncompliance related to reconciliations described in the third paragraph and the noncompliance related to adjustable rate mortgages described in the fifth paragraph, Ocwen Federal Bank FSB (the "Bank") complied with the minimum servicing standards identified in the Mortgage Bankers Association of America's ("MBA's") Uniform Single Attestation Program for Mortgage Bankers ("USAP") as of and for the year ended December 31, 2004. Management is responsible for the Bank's compliance with those minimum servicing standards. Our responsibility is to express an opinion on management's assertion about the Bank's compliance based on our examination.

Our examination was made in accordance with standards established by the American Institute of Certified Public Accountants and, accordingly, including examining, on a test basis, evidence about the Bank's compliance with the minimum servicing standards and performing such other procedures as we consider necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination of the Bank's compliance with the minimum servicing standards.

Our examination disclosed noncompliance with minimum servicing standards related to account reconciliation and adjustable rate mortgages applicable to the Bank during the year ended December 31, 2004. Such noncompliance is described in the accompanying Management Assertion on Compliance with USAP.

In our opinion, management's assertion that the Bank complied with the aforementioned minimum servicing standards, except for noncompliance as described in the accompanying Management Assertion on Compliance with USAP, as of and for the year ended December 31, 2004 is fairly stated, in all material respects.

/s/: PricewaterhouseCoopers LLP

March 29, 2005

Ocwen logo here


MANAGEMENT ASSERTION ON COMPLIANCE WITH USAP

March 11, 2005

As of and for the year ended December 31, 2004, except as specifically noted below, Ocwen Federal Bank FSB (the "Bank") has complied in all material respects with the minimum servicing standards set forth in the Mortgage Bankers Association of America's ("MBA's") Uniform Single Attestation Program for Mortgage Bankers ("USAP").

    Standard: Reconciliations shall be prepared on a monthly basis for all custodial bank accounts and related bank clearing accounts. These reconciliations shall be mathematically accurate, be prepared within forty five (45) calendar days of the cutoff date; be reviewed and approved be someone other than the person who prepared the reconciliation; and documents explanations for reconciling items. These reconciling items shall be resolved within ninety (90) calendar days of their original identification.

Certain reconciling items which arose during the year ended December 31, 2004 were not cleared within 90 days of their original identification. Management has developed and implemented an action plan and continues to resolve outstanding reconciling items. All significant reconciling items have been isolated and reviewed by the Bank, and the Bank believes these items will not have a material impact on the status of any custodial accounts.

    Standard: Adjustments on ARM loans shall be computed based on the related mortgage note and any ARM rider.

Certain ARM loans serviced by the Bank have odd due dates (i.e., due dates other than the first day of the month). The mortgage notes or ARM riders for some of the odd due date loans establish a look-back date for the applicable index at a certain number of days prior to each Change Date, for example, 45 days prior to the effective Change Date. The Bank determines the look-back date by using a 30-day month when subtracting the actual number of look-back days stated in the Mortgage Note or ARM rider from the effective Change Date. Some months that have more or less than 30 days may therefore have a miscalculated look-back date, resulting in the index rate being used on an incorrect date, but generally no more than two-business day difference. This has resulted in some minor differences in the calculated monthly payment amount, which could be either higher or lower, depending on the movement in interest rates.

Ocwen logo here

Management has implemented a corrective action plan to revise the internal procedures for processing these types of ARM adjustments, which includes adjusting the borrower accounts where necessary. The Bank believes that these differences did not have a material impact on any mortgagor or investor.

As of and for this same period, the Bank had in effect a fidelity bond in the amount of $15,000,000 and an errors and omissions policy in the amount of $5,000,000.




/s/: Ronald M Faris
     Ronald M Faris
     President

/s/: Scott W. Anderson
     Scott W. Anderson
     Senior Vice President of Residential Assets

/s/: Brian J. LaForest
     Brian J. LaForest
     Director of Investor Reporting

/s/: Paul E. Neff
     Paul E. Neff
     Director of Servicing Operations

Exhibit 99.1(e)and 99.2(e)

KPMG logo here


KPMG LLP
Suite 2000
355 South Grand Avenue
Los Angeles, CA 90071-1568

Independent Accountants' Report

The Board of Directors and Stockholder
Option One Mortgage Corporation

We have examined management's assertion, included in the accompanying management assertion, that Option One Mortgage Corporation complied with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers as of and for the year ended December 31, 2004. Management is responsible for Option One Mortgage Corporation's compliance with those minimum servicing standards. Our responsibility is to express an opinion on management's assertion about the Company's compliance based on our examination.

Our examination was conducted in accordance with attestation standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about Option One Mortgage Corporation's compliance with the minimum servicing standards specified above and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on Option One Mortgage Corporation's compliance with the minimum servicing standards.

In our opinion, management's assertion that Option One Mortgage Corporation complied with the aforementioned minimum servicing standards as of and for the year ended December 31, 2004 is fairly stated, in all material respects.

/s/: KPMG LLP

Los Angeles, California
February 28, 2005

Option One Mortgage

Management Assertion

As of and for the year ended December 31, 2004, Option One Mortgage Corporation complied in all material respects with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers. As of and for this same period, Option One Mortgage Corporation had in effect a fidelity bond and errors and omissions policy in the amounts of $30,000,000 and $10,000,000, respectively.

/s/: Robert E. Dubrish
Robert E. Dubrish, Chief Executive Officer

/s/: William L. O'Neill
William L. O'Neill, Chief Financial Officer

/s/: Matt Engel
Matthew A. Engle, Controller

/s/: John A Vella
John A. Vella, Chief Servicing Officer

Exhibit 99.1(f) and 99.2(f)



KPMG logo here


KPMG LLP
2500 Ruan Center
666 Grand Avenue
Des Moines, IA 50309

Independent Accountants' Report

The Board of Directors
Wells Fargo Home Mortgage, a division of Wells Fargo Bank, N.A.:

We have examined management's assertion, included in the accompanying Assertion of Management of Wells Fargo Home Mortgage, a division of Wells Fargo Bank, N.A. (the Company), that the Company complied with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers (USAP) as of and for the year ended December 31, 2004. Management is responsible for the Company's compliance with those minimum servicing standards. Our responsibility is to express an opinion on management's assertion about the Company's compliance based on our examination.

Our examination was conducted in accordance with attestation standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the minimum servicing standards specified above and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the minimum servicing standards.

In our opinion, management's assertion that the Company complied with the aforementioned minimum servicing standards as of and for the year ended December 31, 2004 is fairly stated, in all material respects.

/s/: KPMG LLP

February 23, 2005

Wells Fargo logo here

1 Home Campus
Des Moines, IA 50328

Assertion of Management of Wells Fargo Home Mortgage, a division of Wells Fargo Bank, N.A.

As of and for the year ended December 31, 2004, Wells Fargo Home Mortgage, a division of Wells Fargo Bank, N.A. (the Company) has complied in all material respects with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers.

As of and for this same period, the Company had in effect a fidelity bond along with an errors and omissions policy in the amounts of $100 million and $20 million, respectively.

/s/: Michael J. Heid
Michael J. Heid, Division President, Capital Markets, Finance, &
Administration
Wells Fargo Home Mortgage, a division of Wells Fargo Bank, N.A.
February 23, 2005

/s/: Franklin Codel
Franklin R. Codel, Executive Vice President, Finance and Corporate Real
Estate
Wells Fargo Home Mortgage, a division of Wells Fargo Bank, N.A.
February 23, 2005

/s/: Michael Lepore
Michael Lepore, Executive Vice President, Institutional Lending
Wells Fargo Home Mortgage, a division of Wells Fargo Bank, N.A.
February 23, 2005

/s/: Mary Coffin
Mary Coffin, Executive Vice President, Servicing & Post Closing
Wells Fargo Home Mortgage, a division of Wells Fargo Bank, N.A.
February 23, 2005

Exhibit 99.3  Servicer's Annual Statement of Compliance

Exhibit 99.3(a)


AURORA LOAN SERVICES
A Lehman Brothers Company

Via UPS

February 25, 2005

John Ingham
Structured Finance Services
Trust and Securities Services
Deutsche Bank National Trust Company
1761 E. St. Andrews Place
Santa Ana, CA 92705

RE:   SAIL 2004-1
Annual Officer's Certificate as to Compliance

Dear Mr. Ingham:

The undersigned Officer certifies the following for the period ending on December 31, 2004:

1. I have reviewed the activities and performance of the Master Servicer during the preceding calendar year under the terms of the Trust Agreements and to the best of this Officer's knowledge, the Master Servicer has fulfilled all of its duties, responsibilities or obligations under the Agreement;

2. Based on the said review and to the best of this Officer's knowledge, the Master Servicer is not in default of its obligations under the terms of the Trust Agreements in any material respect, or, if there is a default in the fulfillment of its obligations, a description of each default or failure and the nature and the status thereof has been reported to this Officer;

3. To the best of this Officer's knowledge, nothing has arose to lead this Officer to believe that its Servicer has failed to perform any of its duties, responsibilities and obligations under its Servicing Agreement during the preceding calendar year;

4. To the best of this Officer's knowledge, the Servicer is not in default of its obligations under the terms of its Servicing Agreement in any material respect, or, if there is a default in the fulfillment of its obligations, a description of each default or failure and the nature of the status thereof has been reported to this Officer;

5. The Master Servicer has received from its Servicer such Servicer's annual certificate of compliance and a copy of such Servicer's annual audit report, in each case to the extent required under the applicable Servicing Agreement, or, if any such certificate or report has not been received by the Master Servicer, the Master Servicer is using its best reasonable efforts to obtain such certificate or report.

Certified By:
By:  /s/  R. Peter Karr
R. Peter Karr
Senior Vice President
Master Servicing Division


EQUAL HOUSING LENDER logo here